Form 10-Q
period 1996-06-30
BENEFICIAL MORTGAGE CORP
filed 1996-08-13
CIK 936514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q

	(Mark One)
	X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                  OR

	   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

              For the transition period from              to

                     Commission file number 333-1614

                     BENEFICIAL MORTGAGE CORPORATION
                     (Depositor and Master Servicer)

               BENEFICIAL HOME EQUITY LOAN TRUST 1996-1
(Issuer in Respect of the Beneficial Home Equity Loan Asset Backed Certificates)

          (Exact name of registrant as specified in its charter)

     New York (Issuer)                               11-3314368 (Issuer)

(State or other jurisdiction of           (I.R.S Employer Identification No.)
incorporation or organization)

301 North Walnut Street
 Wilmington, Delaware                                     19801

(Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  (302) 425-2500



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X       No

The registrant is a trust with no common stock outstanding.





                        PART I. FINANCIAL INFORMATION


Item 1.  	Financial Statements

                   Beneficial Home Equity Trust 1996-1
                               Balance Sheet
                               June 30, 1996


                                  ASSETS

Cash	                                              												$  0

Total Assets		                                        									$  0


OWNER'S BENEFICIAL INTEREST

Owner's Beneficial Interest	                           								$  0

Total Owner's Beneficial Interest	                      							$  0


See Notes to Financial Statements.




                    Beneficial Home Equity Trust 1996-1
                          Statement of Cash Flows
              For the Period April 30, 1996 (date of formation)
                             to June 30, 1996


Cash Flow from Operating Activities:

	Net Proceeds from Issuance of Beneficial Home Equity Loan
	  Asset Backed Certificates (including accrued interest)	     $1,201,345,000

	Net Cash Flows Representing the Purchase of Mortgage
	  Loans (including accrued interest)				                      (1,201,345,000)

	Principal and Interest Payments Collected				                    112,556,096

	Principal and Interest Payments Disbursed				                   (112,556,096)

	Net Increase in Cash			                                       				 	       0

	Cash Balance, Beginning of Period	                             					       0

	Cash Balance, End of Period					                              $	           0



See Notes to Financial Statements.



                      Beneficial Home Equity Trust 1996-1
                        Notes to Financial Statements
                                  June 30, 1996


Note 1.	Organization and Operations

		 Beneficial Home Equity Loan Trust 1996-1 (the "Trust") is a trust established on April 30, 1996, under the laws of the State of New York, pursuant to a Pooling and Servicing Agreement dated as of April 1, 1996 (the "Pooling and Servicing Agreement"), between Beneficial Mortgage Corporation
(the "Master Servicer" and "Depositor") and The Chase Manhattan Bank
(National Association), acting thereunder not in its individual capacity but solely as trustee. The trust's only purposes are to hold a pool of Home
Equity Loans and to issue securities. The Securities consist of one class of senior certificates (the "Class A Certificates") and three classes of subordinated certificates (the "Class M Certificates", the "Class B
Certificates" and the "residual certificates", respectively). All of the Certificates except the residual certificates were offered and sold to the public. The Certificates represent obligations solely of the Trust. The
Trust receives specified portions of payments received from the related Home Equity Loans subsequent to March 31, 1996, as set forth in the Pooling and Servicing Agreement.

   	The owners of the Certificates are the beneficial owners of the Home Equity Loans. The value of the Certificates issued by the Trust equaled the value of the Home Equity Loans conveyed to the Trust by the Master Servicer and Depositor; therefore, no assets or liabilities are reflected on the Trust's balance sheet. Also, there was no income or expense or gain or loss to the Trust resulting from the transaction; therefore, no statement of income has been presented.

		As of June 30, 1996, the Trust had an aggregate unpaid certificate balance of $1,088,788,904.


Note 2.	Income Taxes.

		An election has been made to treat the Trust as a Real Estate Mortgage
Investment Conduit ("REMIC") for federal income tax purposes. As such, the
Trust will not be subject to federal, state or local income taxes.





Beneficial Home Equity Loan Trust 1996-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations.

RESULTS OF OPERATIONS

		On April 30, 1996, the Trust issued $1,072,200,000 aggregate principal amount of Class A Certificates having a pass-through rate equaling the lessor of the London interbank offered rate for one-month U.S. dollar deposits ("LIBOR")
plus 18 basis points and the weighted average of the Net Loan Rates (as defined below); $66,074,000 aggregate principal amount of Class M Certificate having a pass-through rate equaling the lessor of LIBOR plus 28 basis points and the weighted average of the Net Loan Rates; $63,071,000 aggregate principal amount of Class B Certificates having a pass-through rate of the lessor of
LIBOR plus 25 basis points and the weighted average Net Loan Rates.  The Net
Loan Rate is the rate of interest applicable to each Home Equity Loan less the servicing fee.  All Certificates represent an undivided interest in the
Trust which holds a pool of Home Equity Loans.  The sale of the Home Equity
Loans to the Trust, the issuance of the Certificates, and the simultaneous delivery of the Certificates to the Master Servicer for sale by Morgan Stanley
& Co. Inc., Bear, Stearns & Co. Inc., J.P. Morgan & Co., Merrill Lynch & Co.,
Salomon Brothers Inc., and UBS Securities LLC. pursuant to a public offering have been accounted for as a sale of Home Equity Loans by the Master Servicer and Depositor.  The value of the Certificates issued by the Trust equaled the value of the Home Equity Loans conveyed to the Trust by the Master Servicer and
Depositor.  Accordingly, there was no income, expense, or gain or loss resulting to the Trust from the aforementioned transaction.

CHANGES IN CASH FLOW

		The Trust's primary sources of funds with respect to the Certificates are receipts of interest and principal on the Home Equity Loans, along with certain insurance proceeds, certain proceeds obtained from Liquidated Home Equity Loans and any investment income earned thereon, if any.  The management of the Master
Servicer believes that the Trust will have sufficient liquidity and capital resources to pay all amounts of the Certificates as they become due and all other anticipated expenses of the Trust.  The Trust does not have, nor will it have in the future, any significant source of capital for payment of the
Certificates other than the receipt of interest and principal from the  Home
Equity Loans.  The Trust is a limited purpose Trust.  The Certificates represent obligations solely of the Trust.




Beneficial Home Equity Loan Trust 1996-1

PART II. OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K.

		(a)  Exhibits

		   *  20.1   Beneficial Home Equity Loan Asset Backed Certificates,
          				 Series 1996-1 Statement to Certificateholders, dated
				           July 29, 1996.

     			20.2	  Beneficial Home Equity Loan Asset Backed Certificates,
	 			          Series 1996-1 Statement to Certificateholders, dated
	          			 June 28, 1996, is incorporated by reference to Exhibit
       	       20.1 of the Form 8-K dated June 28, 1996.

	     		20.3	  Beneficial Home Equity Loan Asset Backed Certificates,
 				          Series 1996-1 Statement to Certificateholders, dated
		         		  May 28, 1996, is incorporated by reference to Exhibit
	          		  20.1 of the Form 8-K dated May 28, 1996.

      		(b)  The Trust filed the following report on Form 8-K during the period
	            covered by this Form 10-Q:

          	  1)	A report on Form 8-K, dated May 28, 1996, relating to the
	               Beneficial Home Equity Loan Asset Backed Certificates, Series
		              1996-1 Statement to Certificateholders, dated May 28, 1996.

          	  2)	A report on Form 8-K, dated June 28, 1996, relating to the
	               Beneficial Home Equity Loan Asset Backed Certificates, Series
		              1996-1 Statement to Certificateholders, dated June 28, 1996.


    *  Filed herewith.





                    Beneficial Home Equity Loan Trust 1996-1

                                     SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on behalf of Beneficial Home Equity Loan Trust 1996-1 by the undersigned, thereunto duly authorized.



                              				BENEFICIAL HOME EQUITY LOAN TRUST 1996-1
			                                            	Registrant

                               			By:	Beneficial Mortgage Corporation
					                                 (Depositor and Master Servicer)




                              				By:	/S/Richard J. Zak
                                         Richard J. Zak
                                					Vice President (Chief Accounting Officer)



August 13, 1996


                    Beneficial Home Equity Loan Trust 1996-1

                                  Exhibit Index
Exhibit
Number 		                          		Exhibit

20.1	*	     Beneficial Home Equity Loan Asset Backed Certificates,
		          Series 1996-1 Statement to Certificateholders, dated July 29, 1996.

20.2	      	Beneficial Home Equity Loan Asset Backed Certificates,
          		Series 1996-1 Statement to Certificateholders, dated June 28, 1996,
		          is incorporated by reference to Exhibit 20.1 of the Form 8-K, dated
		          June 28, 1996.

20.3		      Beneficial Home Equity Loan Asset Backed Certificates,
		          Series 1996-1 Statement to Certificateholders, dated May 28, 1996,
		          is incorporated by reference to Exhibit 20.1 of the Form 8-K, dated
		          May 28, 1996



*  Filed herewith.



Exhibit 20.1


     STATEMENT TO CERTIFICATEHOLDERS

Beneficial Mortgage Corporation Current Collection Period 28May-96 to 27Jun-96 Beneficial Home Equity Loan Asset Certificates P & S Agreement 01-Apr-96
        Class A Certificates, Series 1996-1
        Class M Certificates, Series 1996-1 Original Settlement Date 30-Apr-96
        Class B Certificates, Series 1996-1 Distribution Date        29-Jul-96


               1 Month LIBOR                                           5.4922%

               Class A Pass-Through Rate (1 mo LIBOR + 18 bps)         5.6722%
               Class M Pass-Through Rate (1 mo LIBOR + 28 bps)         5.7722%
               Class B Pass-Through Rate (1 mo LIBO  + 25 bps)         5.7422%
        Distribution to Holders of Class A Certificates (per Certificate with a $1,000 denomination)

      1 i.     Amount Allocable to Class A Principal                 36.180726
        ii.    Amount Allocable to Unpaid Class A Principal Shortfall 0.000000
        iii.   Remaining Unpaid Class A Principal Shortfall
               After Such Distribution                                0.000000

      2 i.     Amount Allocable to Class A Interest                   4.601783
        ii.    Amount Allocable to Class A Carryover Interest
               Shortfall                                              0.000000
        iii.   Amount Allocable to Unpaid Class A Interest Shortfall  0.000000
        iv.    Remaining Unpaid Class A Interest Shortfall After
               Such Distribution                                      0.000000

      3 i.     Amount of Class A Principal Shortfall For Such
               Distribution Date                                      0.000000
        ii.    Amount of Class A Interest Shortfall  For Such
               Distribution Date                                      0.000000

        Distribution to Holders of Class M Certificates (per Certificate with a $1,000 denomination)

      4 i.     Amount Allocable to Class M Principal                  0.000000
        ii.    Amount Allocable to Unpaid Class M Principal
               Shortfall                                              0.000000
        iii.   Remaining Unpaid Class M Principal Shortfall
               After Such Distributuion                               0.000000

      5 i.     Amount Allocable to Class M Interest                   4.970506
        ii.    Amount Allocable to Class M Carryover Interest
               Shortfall                                              0.000000
        iii.   Amount Allocable to Unpaid Class M Interest Shortfall  0.000000
        iv.    Remaining Unpaid Class M Interest Shortfall After
               Such Distribution                                      0.000000

      6 i.     Amount of Class M Principal Shortfall For Such
               Distribution Date                                      0.000000
        ii.    Amount of Class M Interest Shortfall For Such
               Distribution Date                                      0.000000

        Distribution to Holders of Class B Certificates (per Certificate with a $1,000 denomination)

      7 i.     Amount Allocable to Class B Principal                 60.212980
        ii.    Amount Allocable to Unpaid Class B Principal
               Shortfall                                              0.000000
        iii.   Remaining Unpaid Class B Principal Shortfall After
               Such Distribution                                      0.000000

      8 i.     Amount Allocable to Class B Interest                   4.323135
        ii.    Amount Allocable to Class B Carryover Interest
               Shortfall                                              0.000000
        iii.   Amount Allocable to Unpaid Class B Interest Shortfall  0.000000
        iv.    Remaining Unpaid Class B Interest Shortfall After
               Such Distribution                                      0.000000

      9 i.     Amount of Class B Principal Shortfall For Such
               Distributuion Date                                     0.000000
        ii.    Amount of Class B Interest Shortfall For Such
               Distribution Date                                      0.000000

     10        Ending Class A Principal Balance                 971,369,523.49
     11        Ending Class A Principal Factor                     90.5959265%

     12        Ending Class M Principal Balance                  66,074,000.00
     13        Ending Class M Principal Factor                    100.0000000%

     14        Ending Class B Principal Balance                  51,345,380.19
     15        Ending Class B Principal Factor                     81.4088570%

     16 i.     Ending Pool Number of Loans                              21,052
        ii.    Ending Pool Balance                            1,100,514,889.19

     17 i.     Number of Mortgage Loans 30 to 59 Days Delinquent           932
        ii.    Aggregate Principal Balances of Mortgage Loans
               30 to 59 Days Delinquent                          54,264,344.18
        iii.   Number of Mortgage Loans 60 or More Days Delinquent         158
        iv.    Aggregate Principal Balances of Mortgage Loans
               60 or More Days Delinquent                        11,990,033.41
     18        Book Value of Real Estate Aquired Through
               Foreclosure or Grant of Deed                         510,835.19