Form 10-Q
period 1996-09-30
BENEFICIAL MORTGAGE CORP
filed 1996-11-13
CIK 936514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                 FORM 10-Q

	(Mark One)
	X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

New York (Issuer)                                     11-3314368 (Issuer)
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


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

                      Beneficial Home Equity Trust 1996-1
                                Balance Sheet
                             September 30, 1996


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


See Notes to Financial Statements.




                      Beneficial Home Equity Trust 1996-1
                           Statement of Cash Flows
              For the Period April 30, 1996 (date of formation)
                            to September 30, 1996


Cash Flow from Operating Activities:

	Net Proceeds from Issuance of Beneficial Home Equity Loan
	  Asset Backed Certificates (including accrued interest)     	$1,201,345,000

	Net Cash Flows Representing the Purchase of Mortgage
	  Loans (including accrued interest)			                      	(1,201,345,000)

	Principal and Interest Payments Collected				                    223,919,786

	Principal and Interest Payments Disbursed				                   (223,919,786)

	Net Increase in Cash							                                        	       0

	Cash Balance, Beginning of Period					                             	       0

	Cash Balance, End of Period					                                  $	       0



See Notes to Financial Statements.



                     Beneficial Home Equity Trust 1996-1
                        Notes to Financial Statements
                             September 30, 1996


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

		As of September 30, 1996, the Trust had an aggregate unpaid certificate balance of $977,425,214.


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

		(a)  Exhibits

		   *  20.1   Beneficial Home Equity Loan Asset Backed Certificates,
         					 Series 1996-1 Statement to Certificateholders, dated
				           October 28, 1996.

     			20.2	 Beneficial Home Equity Loan Asset Backed Certificates,
        					 Series 1996-1 Statement to Certificateholders, dated
				          September 30, 1996, is incorporated by reference to Exhibit
          			 20.1 of the Form 8-K dated September 30, 1996.

     			20.3	 Beneficial Home Equity Loan Asset Backed Certificates,
        					 Series 1996-1 Statement to Certificateholders, dated
				          August 28, 1996, is incorporated by reference to Exhibit
          			 20.1 of the Form 8-K dated August 28, 1996.

		(b)  The Trust filed the following report on Form 8-K during the period
		     covered by this Form 10-Q:

	  1)	A report on Form 8-K, dated August 28, 1996, relating to the
      Beneficial Home Equity Loan Asset Backed Certificates, Series
		    1996-1 Statement to Certificateholders, dated August 28, 1996.

	  2)	A report on Form 8-K, dated September 30, 1996, relating to the
     	Beneficial Home Equity Loan Asset Backed Certificates, Series
		    1996-1 Statement to Certificateholders, dated September 30, 1996.


*  Filed herewith.



                   Beneficial Home Equity Loan Trust 1996-1

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of Beneficial Home Equity Loan
Trust 1996-1 by the undersigned, thereunto duly authorized.



                           				BENEFICIAL HOME EQUITY LOAN TRUST 1996-1
					                                     	Registrant

                           				By:	Beneficial Mortgage Corporation
                             					(Depositor and Master Servicer)




                           				By:	/s/ Richard J. Zak
				                              	Richard J. Zak
					                              Vice President (Chief Accounting
                                   Officer)


November 13, 1996


                 Beneficial Home Equity Loan Trust 1996-1

                             Exhibit Index
Exhibit
Number                   				Exhibit

20.1	*	   Beneficial Home Equity Loan Asset Backed Certificates,
		        Series 1996-1 Statement to Certificateholders, dated
          October 28, 1996.

20.2		    Beneficial Home Equity Loan Asset Backed Certificates,
		        Series 1996-1 Statement to Certificateholders, dated, September 30 1996, is incorporated by reference to
          Exhibit 20.1 of the Form 8-K, dated September 30, 1996.

20.3		    Beneficial Home Equity Loan Asset Backed Certificates,
		        Series 1996-1 Statement to Certificateholders, dated August 28, 1996, is incorporated by reference to
          Exhibit 20.1 of the Form 8-K, dated August 28, 1996


*  Filed herewith.



Exhibit 20.1

     STATEMENT TO CERTIFICATEHOLDERS

Beneficial Mortgage Corp Current Collection Period 28-Aug-96 to 27-Sep-96 Beneficial Home Equity Loan Asset Backed Certificates P&S Agreement 01-Apr-96
      Class A Certificates, Series 1996-1
      Class M Certificates, Series 1996-1   Original Settlement Date 30-Apr-96
      Class B Certificates, Series 1996-1   Distribution Date        28-Oct-96


               1 Month LIBOR                                           5.4375%

               Class A Pass-Through Rate (1 mo LIBOR + 18 bps)         5.6175%
               Class M Pass-Through Rate (1 mo LIBOR + 28 bps)         5.7175%
               Class B Pass-Through Rate (1 mo LIBOR + 25 bps)         5.6875%
 Distribution to Holders of Class A Certificates (per Certificate with a $1,000 denomination)

      1 i.     Amount Allocable to Class A Principal                 31.805731
        ii.    Amount Allocable to Unpaid Class A Principal Shortfall 0.000000
        iii.   Remaining Unpaid Class A Principal Shortfall After
               Such Distribution                                      0.000000

      2 i.     Amount Allocable to Class A Interest                   3.686948
        ii.    Amount Allocable to Class A Carryover Interest
               Shortfall                                              0.000000
        iii.   Amount Allocable to Unpaid Class A Interest            0.000000
        iv.    Remaining Unpaid Class A Interest Shortfall After
               Such Distribution                                      0.000000

      3 i.     Amount of Class A Principal Shortfall For Such
               Distribution Date                                      0.000000
        ii.    Amount of Class A Interest Shortfall For Such
               Distribution Date                                      0.000000

 Distribution to Holders of Class M Certificates (per Certificate with a $1,000 denomination)

      4 i.     Amount Allocable to Class M Principal                  0.000000
        ii.    Amount Allocable to Unpaid Class M Principal Shortfall 0.000000
        iii.   Remaining Unpaid Class M Principal Shortfall After
               Such Distribution                                      0.000000

      5 i.     Amount Allocable to Class M Interest                   4.446944
        ii.    Amount Allocable to Class M Carryover Interest
               Shortfall                                              0.000000
        iii.   Amount Allocable to Unpaid Class M Interest Shortfall  0.000000
        iv.    Remaining Unpaid Class M Interest Shortfall After
               Such Distribution                                      0.000000

      6 i.     Amount of Class M Principal Shortfall For Such
               Distribution Date                                      0.000000
        ii.    Amount of Class M Interest Shortfall For Such
               Distribution Date                                      0.000000

 Distribution to Holders of Class B Certificates (per Certificate with a $1,000 denomination)

      7 i.     Amount Allocable to Class B Principal                 54.643593
        ii.    Amount Allocable to Unpaid Class B Principal Shortfall 0.000000
        iii.   Remaining Unpaid Class B Principal Shortfall After
               Such Distribution                                      0.000000

      8 i.     Amount Allocable to Class B Interest                   3.094254
        ii.    Amount Allocable to Class B Carryover Interest
               Shortfall                                              0.000000
        iii.   Amount Allocable to Unpaid Class B Interest Shortfall  0.000000
        iv.    Remaining Unpaid Class B Interest Shortfall After
               Such Distribution                                      0.000000

      9 i.     Amount of Class B Principal Shortfall For Such
               Distribution Date                                      0.000000
        ii.    Amount of Class B Interest Shortfall For Such
               Distribution Date                                      0.000000

     10        Ending Class A Principal Balance                 870,680,354.07
     11        Ending Class A Principal Factor                     81.2050321%

     12        Ending Class M Principal Balance                  66,074,000.00
     13        Ending Class M Principal Factor                    100.0000000%

     14        Ending Class B Principal Balance                  40,670,860.40
     15        Ending Class B Principal Factor                     64.4842485%

     16 i.     Ending Pool Number of Loans                              19,216
        ii.    Ending Pool Balance                              999,825,719.77

     17 i.     Number of Mortgage Loans 30 to 59 Days Delinquent           937
        ii.    Aggregate Principal Balances of Mortgage Loans
               30 to 59 Days Delinquent                          55,337,024.89
        iii.   Number of Mortgage Loans 60 or More Days Delinquent         285
        iv.    Aggregate Principal Balances of Mortgage Loans
               60 or More Days Delinquent                        22,472,261.87
     18        Book Value of Real Estate Aquired Through
               Foreclosure or Grant of a Deed                     1,422,169.49