Form 10-K
period 1996-12-31
BENEFICIAL MORTGAGE CORP
filed 1997-03-26
CIK 936514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K
          (Mark One)
         X  ANNUAL REPORT PURSUANT TO SECTION  13  OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1996
                                   OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from         to
                       Commission file number 333-1614
                       BENEFICIAL MORTGAGE CORPORATION
                       (Depositor and Master Servicer)

                  BENEFICIAL HOME EQUITY LOAN TRUST 1996-1
          (Issuer in Respect of the Beneficial Home Equity Loan
                 Asset Backed Certificates, Series 1996-1)
         (Exact name of registrant as specified in its charter)

            New York (Issuer)                  11-3314368 (Issuer)
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)           Identification No.)

         301 North Walnut Street
           Wilmington, Delaware                       19801
(Address of principal executive offices of          (Zip Code)
      Depositor and Master Servicer)
  Registrant's telephone number, including area code:
    (302) 425-2500  (Depositor and Master Servicer)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
          Title of each class:                Name of each exchange on
                                                 which registered:
                  None                                  None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 None
                           (Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X
No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy
or information  statements  incorporated   by reference  in  Part  III  of
this  Form  10-K  or  any amendment to this Form 10-K.  [   ]

           State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
                              Not applicable

                   Documents Incorporated By Reference
                               Not Applicable

                   TABLE OF CONTENTS

Part I

Item 1.Business                                                  3
Item 2.Properties                                                3
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders       3


Part II

Item 5.Market for Registrant's Common Equity and Related
           Shareholder Matters                                   4
Item 6.Selected Financial Data                                   4
Item 7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   4
Item 8.Financial Statements and Supplementary Data               4
Item 9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                   4


Part III

Item 10.Directors and Executive Officers of the Registrant       4
Item 11.Executive Compensation                                   4
Item 12.Security Ownership of Certain Beneficial Owners and
           Management                                            4
Item 13.Certain Relationships and Related Transactions           4


PART IV

Item 14.Exhibits, Financial Statements Schedules and Reports on
           Form 8-K                                              5

          Signature                                              6

          Exhibit Index                                          7




                        PART I

Item 1.   Business.

           This  Annual Report on Form 10-K relates  to
the  Beneficial  Home  Equity Loan  Trust  1996-1  (the
"Trust"),  a  fund  formed pursuant to  a  Pooling  and
Servicing  Agreement, dated as of April  1,  1996  (the
"Pooling  and  Servicing  Agreement"),  by  and   among
Beneficial Mortgage Corporation, as master servicer and
depositor (the "Master Servicer" and "Depositor"),  and
The Chase Manhattan Bank (National Association), acting
thereunder not in its individual capacity but solely as
trustee.   The  Trust,  which  is  the  issuer  of  the
Certificates,   became   subject   to   the   reporting
requirements   under  Section  13  of  the   Securities
Exchange Act of 1934, as amended, when the Registration
Statement on Form S-11 (No.333-1614) (the "Registration
Statement"), filed by the Depositor on behalf of the Trust, became effective.

          Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

           This  Annual  Report on Form 10-K  is  being
filed  by the Master Servicer, in its capacity as  such
under the Pooling and Servicing Agreement, on behalf of
the  Trust.   The  information reported  and  contained
herein has been prepared by the Master Servicer, pursuant to the Pooling and Servicing Agreement.



Item 2.   Properties.

          Not applicable.

Item 3.   Legal Proceedings.

           The Master Servicer is not aware of any material pending legal proceedings involving the Trust, the Home Equity Loans comprising the Trust or the Trustee or the Master Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

Item  4.    Submission of Matters to a Vote of Security
Holders.

          No matter has been submitted to a vote of the Certificateholders through the solicitation of proxies or otherwise.


                        PART II

Item  5.    Market for Registrant's Common  Equity  and
Related Shareholder Matters.

           As of December 31, 1996, Cede & Co., the nominee of the Depository Trust Company ("DTC"), was the only holder of record of the Class A Certificates, the Class M Certificates and the Class B Certificates.
DTC  holds the Certificates for the accounts of others.
To the Master Servicer's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

Item 6.   Selected Financial Data.

          Not applicable.

Item  7.  Management's  Discussion  and  Analysis  of
          Financial Condition and Results of Operations.

          Not applicable.

Item 8.   Financial Statements and Supplementary Data.

          Not applicable.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.



                       PART III


           The information required by Items 10, 11, 12 and 13 is not applicable as the Trust does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing
Agreement and upon certain events of default) or control the Trust.


                        PART IV


ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  (1)  Financial Statements

          Not applicable.

     (2)  Financial Statement Schedules

          Not applicable.

     (3)  Exhibits

          99.1 Servicer's Annual Statement of Compliance for the period ended 12/31/96.

          99.2 Servicer's Independent Auditor's Report of Servicer's Servicing Activities.

(b) Current Reports on Form 8-K for the Trust were filed on November 29, 1996 and December 30, 1996 during the quarter ended December 31, 1996.



                       SIGNATURE



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on behalf of Beneficial Home Equity Loan Trust 1996-1 by the undersigned, thereunto duly authorized.



          BENEFICIAL HOME EQUITY LOAN TRUST 1996-1
             Registrant

          By:Beneficial Mortgage Corporation
          (Depositor and Master Servicer)




          By:  /s/ Richard J. Zak
          Richard J. Zak
          Vice President (Chief Accounting Officer)



March 26, 1997

                     EXHIBIT INDEX



    Exhibit                      Exhibit
    Number


     99.1       Servicer's Annual Statement of Compliance

     99.2 Servicer's Independent Auditor's Report of Servicer's Servicing Activities.





Exhibit 99.1

Servicer's Annual Statement of Compliance


                 OFFICER'S CERTIFICATE





This certificate pertains to the obligations of Beneficial Mortgage Corporation (BMC), as Master
Servicer, under the terms of the Pooling and Servicing
Agreement (P&S Agreement) dated April 1, 1996, by and among BMC, as depositor and master servicer, and The
Chase Manhattan Bank (National Association), as trustee pursuant to which the Beneficial Home Equity Loan Asset
Backed Certificates, Series 1996-1, were issued on
April 30, 1996.

I certify that a review of the activities of BMC as Master Servicer during the year ended December 31, 1996 and of it performance under the P&S Agreement have been made under my supervision and to the best of my knowledge, based on such review, BMC has fulfilled all of its material obligations under the P&S Agreement for the year.





                                   /S/ Richard J. Zak
                                   Richard J. Zak
                                   Vice President -
                                     Principal Accounting Officer
                                   Beneficial Mortgage Corporation

March 26, 1997


Exhibit 99.2

Servicer's Independent Auditor's Report on Servicer's Servicing Activity







To the Board of Directors of
Beneficial Mortgage Corporation


          We have examined the accompanying
management's assertion about Beneficial Mortgage
Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers
Association of America's Uniform Single Attestation
Program for Mortgage Bankers (USAP) as of and for the period ended December 31, 1996, which is required by the Pooling and Servicing Agreement dated as of April
1, 1996 between Beneficial Mortgage Corporation, as depositor and master servicer, and The Chase Manhattan
Bank (National Association), as trustee, pursuant to which the Beneficial Home Equity Loan Asset Backed
Certificates, Series 1996-1 were issued. Management is responsible for Beneficial Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based upon our examination.

          Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Beneficial
Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Beneficial Mortgage Corporation's compliance with the minimum servicing standards.

          In our opinion, management's assertion that Beneficial Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1996 is fairly stated, in all material respects.

          This report is intended solely for the
information and use of the Board of Directors and the management of Beneficial Mortgage Corporation and The
Chase Manhattan Bank (National Association) and should not be used of any other purpose.



DELOITTE AND TOUCHE LLP

Parsippany, New Jersey
March 20, 1997










MANAGEMENT'S ASSERTION


Beneficial Mortgage Corporation, an indirect wholly-owned subsidiary of Beneficial Corporation (the
"Company"), has compiled in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform
Single Attestation Program for Mortgage Bankers as of and for the period ended December 31, 1996, which is required by the Pooling and Servicing Agreement dated as of April 1, 1996 between Beneficial Mortgage
Corporation, as depositor and master servicer, and The
Chase Manhattan Bank (National Association), as trustee, pursuant to which the Beneficial Home Equity
Loan Asset Backed Certificates, Series 1996-1 were issued. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $35,000,000.



/S/ Richard J. Zak
Richard J. Zak
Vice President
and Chief Accounting Officer



March 20, 1997